Form 10-K/A
period 2010-12-31
Cepheus Acquisition Corp.
filed 2011-01-31
CIK 1491828

U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                  FORM 10-K/A


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

     The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the advantages of being a publicly held corporation. In order for a company to be listed on a U.S. stock exchange or "quoted" on a quotation system, including the OTC Bulletin Board, such company must be 1934 Exchange Act fully reporting company. 60 days after the initial filing of its Form 10 registration statement on November 15, 2010, we will become a registered and fully reporting company with the SEC. After the consummation of a business combination with an operating company, the surviving company arising from the transaction between the Company and a private operating company will become a reporting company. Although an operating company may choose to effect a business combination with a company that is trading on the OTC Bulletin Board in order to become public, purchasing an OTC Bulletin Board trading company is substantially more expensive than purchasing a Form 10 "blank check' company and such trading companies also may have liabilities or shareholder issues. Within four (4) days after the consummation of the business combination transaction between a target operating company and the Company, the surviving company will need to file an extensive Form 8-K in connection with the transaction including Form 10 information of the private operating company. However, the aggregate expenses of purchasing a Form 10 blank check company and filing the Form 8-K will still be substantially lower than purchasing an OTC Bulletin Board company and have less risk to the shareholders of such company. Therefore, the Company believes that it would be attractive to a number of private operating companies seeking to become public although it does not provide such private companies with a public shareholder base and the private companies may acquire a reporting obligation similar to the Company, by filing their own Form 10 which would include similar information to the aforementioned "extensive Form 8-K."

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