Form 10-Q
period 2011-06-30
Cepheus Acquisition Corp.
filed 2011-08-15
CIK 1491828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
COMMISSION FILE NUMBER: 000-54122
CEPHEUS ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	99-0367562

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1 Karlibach Street
Tel Aviv, Israel	L3

(Address of principal executive offices)	(Zip Code)
972-3566-0414
(Registrant’s telephone number, including area code)
2000 Hamilton Street, #943
Philadelphia, PA 19130
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☑ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and” smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☑ Yes ☐ No
State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 10, 2011: 31,390,000 shares of common stock.

CEPHEUS ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
INDEX

PART I-FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS	3
Balance Sheets at June 30, 2011 (unaudited) and December 31, 2010	3
Statements of Operations for the Three and Six Months Ended June 30, 2011 and for the Period from August 12, 2010 (Date of Inception) through June 30, 2011 (unaudited)	4
Statement of Changes in Stockholders’ Equity for the Period from August 12, 2010 (Date of Inception) through June 30, 2011 (unaudited)	5
Statements of Cash Flows for the Six Months ended June 30, 2011 and for the Period from August 12, 2010 (Date of Inception) through June 30, 2011 (unaudited)	6
Notes to Unaudited Financial Statements	7
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9
ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	10
ITEM 4 CONTROLS AND PROCEDURES.	11
PART II — OTHER INFORMATION	11
ITEM 1 LEGAL PROCEEDINGS	11
ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	11
ITEM 3 DEFAULTS UPON SENIOR SECURITIES	11
ITEM 4 REMOVED AND RESERVED	11
ITEM 5 OTHER INFORMATION	11
ITEM 6 EXHIBITS	12
SIGNATURES	12
EX-31.1
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I-FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
CEPHEUS ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30, 2011	December 31,
	(unaudited)	2010
ASSETS

Current Assets

Cash	$—	$—

Total Current Assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities	$—	$—

Total Current Liabilities	—	—

TOTAL LIABILITIES	—	—

Stockholders’ Equity (Deficit)
Preferred stock ($.0001 par value, 20,000,000-shares authorized; none issued and outstanding)	—	—

Common Stock ($.0001 par value, 50,000,000 shares authorized, 31,390,000 shares issued and outstanding as of June 30, 2011 and December 31, 2010)	3,139	3,139

Deficit accumulated during developmental stage	(3,139)	(3,139)

Total Stockholders’ Equity (Deficit)	—	—

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$—	$—

See Accompanying Notes to Unaudited Financial Statements

CEPHEUS ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

			Period from
			August 12, 2010
			(Date of
	Three Months	Six Months	Inception)
	Ended	Ended	through
	June 30, 2011	June 30, 2011	June 30, 2011
Revenues	$—	$—	$—

Total Revenues	—	—	—

General and Administrative Expenses Organization and related expenses	—	—	3,139

Total General and Administrative Expenses	—	—	3,139

Net Loss	$—	$—	$(3,139)

Basic Loss Per Share	$—	$—

Weighted average number of common shares outstanding	31,390,000	31,390,000

See Accompanying Notes to Unaudited Financial Statements

CEPHEUS ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total
August 12, 2010 (Date of Inception) -Shares issued for services	31,390,000	$3,139	$—	$—	$3,139

Net loss for the period ended December 31, 2010	—	—	—	(3,139)	(3,139)

Net loss for six months ended June 30, 2011	—	—	—	—	—

Balance, June 30, 2011	31,390,000	$3,139	$—	$(3,139)	$—

See Accompanying Notes to Unaudited Financial Statements

CEPHEUS ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

Period from
August 12, 2010
	Six	(Date of
	Months	Inception)
	Ended	through
	June 30, 2011	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	—	(3,139)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Common stock issued to founder for services rendered	—	3,139

Net cash provided by (used in) operating activities	—	—
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in ) investing activities	—	—
CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by (used in) financing activities	—	—

Net Increase (decrease) in cash	—	—
Cash at beginning of period	—	—

Cash at the end of period	$—	$—

NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to founder for services rendered	$—	$3,139

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$—	$—

Income taxes paid	$—	$—

See Accompanying Notes to Unaudited Financial Statements

CEPHEUS ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2011
(UNAUDITED)
NOTE 1 ORGANIZATION AND DESCRIPTION OF BUSINESS
Cepheus Acquisition Corp. (the “Company”), a development stage company, was incorporated under the laws of the State of Delaware on August 12, 2010, and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The financial statements have been prepared without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (GAAP) for complete financial statements. The unaudited financial statements reflect all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods indicated. The financial statements herein should be read in conjunction with the audited financial statements and notes thereto, together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in the Annual Report on Form 10-K (the “Form 10-K”) for the period ended December 31, 2010 for Cepheus Acquisition Corp. (the “Company” or “Cepheus”). The results of operations for the three- and six-month periods ended June 30, 2011 are not necessarily indicative of the results for the entire year ending December 31, 2011.
The Company is a development stage company, as defined by GAAP. The Company is still devoting substantially all of its efforts to establishing business and its planned principal operations have not commenced. All losses accumulated since inception have been considered part of the Company’s development stage activities.
Reclassifications
Certain reclassifications were made to the 2010 financial statements to conform to the June 30, 2011 financial statement presentation. These reclassifications had no impact on the previously reported results of operations.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents
The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.
Income Taxes
The Company uses the asset and liability method of accounting for income taxes in accordance with GAAP. Under this method, income tax expense or benefit is recognized for the amount of: (i) taxes payable or refundable due to current period operating results; and, (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in the Company’s financial statements and tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.
GAAP prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken on a tax return. A tax benefit from an uncertain tax position taken or expected to be taken may be recognized only if it is “more likely than not” that the position is sustainable upon examination, based on its technical merits. In the event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would then be recorded if the Company determined that it is probable that a position would not be sustained upon examination or if a payment would have to be made to a taxing authority and the amount can reasonably be estimated.
Net Loss Per Share
Basic earnings (loss) per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of both common stock and potentially dilutive securities outstanding for the period. The Company does not have any potentially dilutive securities, accordingly, basic and diluted loss per share are equal in the accompanying financial statements.
NOTE 3 — GOING CONCERN
The accompanying financial statements have been prepared on a basis of accounting assuming that the Company is a going concern, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. The Company is considered a development stage company and has no current revenue sources The Company’s management plans to engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.
NOTE 4 — STOCKHOLDER’S EQUITY
Upon formation, on August 12, 2010 (date of inception), the Board of Directors issued 31,390,000 shares of common stock to the founding shareholder in exchange for incorporation fees of $89, annual resident agent fees in the State of Delaware for $50, and developing the Company’s business concept and plan valued at $3,000 to a total of $3,139. The capitalization of the Company consists of the following classes of capital stock as of June 30, 2011 and December 31, 2010:

Common stock, $0.0001 par value: 500,000,000 shares authorized; 31,390,000 shares issued and outstanding

Preferred stock, $0.0001 par value: 20,000,000 shares authorized; none issued and outstanding.
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
RECENT DEVELOPMENTS
On May 18, 2011, William Tay, the previous sole shareholder of the Company, consummated a private sale of 31,390,000 shares of Company common stock to Success Parking USA LLC for an aggregate purchase price of $69,990 (“Agreement”). As a result of such transaction, Success Parking USA LLC owns a 100% interest in the issued and outstanding shares of the Company’s common stock. Tsahi Merkur is the sole member and sole manager of Success Parking USA LLC.
The foregoing description of the Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Share Purchase Agreement, which is filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 18, 2011 and is incorporated herein by reference.
On May 18, 2011, William Tay resigned as the Company’s President, Secretary, Treasurer and Director and Tsahi Merkur was appointed as the sole Director and as the President and Secretary of the Company.
PLAN OF OPERATION
The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange (the “business combination”). In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target business.
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
It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times hereafter. If such registration occurs, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination. The issuance of additional securities and their potential sale into any trading market which may develop in the Company’s securities may depress the market value of the Company’s securities in the future if such a market develops, of which there is no assurance.
The Company will participate in a business combination only after the negotiation and execution of appropriate agreements. Negotiations with a target company will likely focus on the percentage of the Company which the target company shareholders would acquire in exchange for their shareholdings. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company’s shareholders at such time.
OFF-BALANCE SHEET ARRANGEMENTS
The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information not required to be filed by smaller reporting companies.

ITEM 4 CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure.
Changes in Internal Controls
There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended June 30, 2011, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.
PART II-OTHER INFORMATION
ITEM 1 LEGAL PROCEEDINGS
There are no legal proceedings against the Company and the Company is unaware of any such proceedings contemplated against it.
ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3 DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4 REMOVED AND RESERVED
None
ITEM 5 OTHER INFORMATION
None

ITEM 6 EXHIBITS
(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

10.1	Share Purchase Agreement between William Tay and Success Parking USA dated April 26, 2011 (1)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the quarter ended June 30, 2011. (2)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

(1)	Incorporated herein by reference from the Company’s Current Report of Form 8-K dated May 18, 2011

(2)	Filed herewith
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CEPHEUS ACQUISITION CORP. (Registrant)
By:	/s/ Tsahi Merkur
Tsahi Merkur, President, Secretary and
Principal Financial Officer Dated: August 15, 2011